Form 10-K
period 2003-12-31
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC
filed 2004-03-29
CIK 1138120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
Commission File Number	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone Number	I.R.S. Employer Identification Number
333-59558	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC (ACE Funding), a Delaware limited liability company P.O. Box 15597 Wilmington, Delaware 19850 Telephone: (202)872-2000	51-0408521
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes . No X .

     ACE Funding meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure format specified in General Instruction I(2) of Form 10-K.

Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 30, 2003	Number of Shares of Common Stock of the Registrant Outstanding at March 1, 2004
None (a)	N/A
(a)	All equity is owned by Atlantic City Electric Company (Commission File No. 001-03559), an indirect wholly owned subsidiary of Pepco Holdings, Inc. (Commission File No. 001-31403)
_____________________________________________________________________________
__________________________________________________________________________________
GLOSSARY OF TERMS
Term	Definition
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
BTP	Bondable Transition Property
Conectiv	A wholly owned subsidiary of PHI which is a PUHCA holding company and the parent of ACE
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FIN 46	FASB Interpretation No. 46, entitled "Consolidation of Variable Interest Entities"
NJBPU	New Jersey Board of Public Utilities
NJBPU Financing Orders	Bondable stranded costs rate orders issued by the NJBPU
PHI	Pepco Holdings, Inc.
Recoverable stranded costs	The portion of stranded costs that is recoverable from ratepayers as approved by regulatory authorities
SPEs	Special Purpose Entities as defined in FIN 46R
Stranded costs

Costs incurred by a utility in connection with providing service which would otherwise be unrecoverable in a competitive or restructured market. Such costs may include costs for generation assets, purchased power costs, and regulatory assets and liabilities, such as accumulated deferred income taxes.

TBC	Transition bond charge
Transition Bonds	Transition bonds issued by ACE Funding

i ___________________________________________________________________________________
Item 1. BUSINESS

     In 2001, Atlantic City Electric Company (ACE) formed Atlantic City Electric Transition Funding LLC (ACE Funding). ACE is an indirect wholly owned subsidiary of Pepco Holdings, Inc., a diversified energy company, which is a registered holding company under the Public Utility holding Company Act of 1935. Under New Jersey law, ACE (or a financing entity) is permitted to securitize authorized portions of ACE's recoverable stranded costs through the issuance of bonds (Transition Bonds) and to collect from its customers charges sufficient to fund principal and interest payments on the Transition Bonds and related taxes, expenses and fees. The right to collect the Transition Bond charges is known as Bondable Transition Property (BTP). The sole purpose for the establishment of ACE Funding is to issue Transition Bonds, the proceeds of which are transferred to ACE in exchange for the related BTP. ACE Funding issued $152 million of transition bonds in December 2003 and $440 million of transition bonds in 2002.

ACE Funding has no employees.
Investor Information

     ACE Funding is a reporting company under the Exchange Act. Its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are made available free of charge on Pepco Holdings' Internet website as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC. These reports may be found at http://www.pepcoholdings.com/investors/index_secfilings.html.

Item 2. PROPERTIES
ACE Funding does not own any real property. Its primary asset is the BTP described in Item 1. Business.
Item 3. LEGAL PROCEEDINGS
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information for this Item is not required because ACE Funding meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and therefore is filing this Form with a reduced filing format.

Part II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the membership interests of ACE Funding are owned by ACE. ACE Funding made no distributions to ACE in 2003 or 2002.
1 _____________________________________________________________________________
Item 6. SELECTED FINANCIAL DATA

     Information for this Item is not required because ACE Funding meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and therefore is filing this Form with a reduced filing format.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

     The accompanying statement of earnings for the year ended December 31, 2003 includes ACE Funding's operations for the entire year 2003. The accompanying statement of earnings for the year ended December 31, 2002 includes ACE Funding's results commencing on December 19, 2002. ACE Funding had no results of operations prior to December 19, 2002, as it had not issued Transition Bonds or purchased Bondable Transition Property.

Operating Revenues
Utility revenue increased $44.4 million as a result of a full year's activity in 2003 versus only a few days of activity in 2002.
Operating Expenses

     Operating expenses comprising amortization of Bondable Transition Property, interest expense and servicing and administration expenses increased $44.5 million as a result of a full year's activity in 2003 versus only a few days of activity in 2002.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data on the following pages filed as part of this report consist of:
(1) Report of Independent Auditors;
(2) Statements of Earnings and Member's Equity for the years ended December 31, 2003 and 2002;
(3) Balance Sheets dated December 31, 2003 and 2002;
(4) Statements of Cash Flows for the years ended December 31, 2003 and 2002; and
(5) Notes to Financial Statements.
2 _____________________________________________________________________________

Report of Independent Auditors
To the Member and Managing Board of Atlantic City Electric Transition Funding LLC

In our opinion, the accompanying balance sheets and the related statement of earnings and member's equity and cash flows present fairly, in all material respects, the financial position of Atlantic City Electric Transition Funding LLC at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the LLC's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP February 26, 2004
3 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC STATEMENTS OF EARNINGS AND MEMBER'S EQUITY

For the Year Ended December 31,	2003	2002
(Millions of Dollars)
Operating Revenue
Utility	$45.1	$ .7
Operating Expenses
Amortization of bondable transition property	24.2	-
Interest expense	20.5	.7
Servicing and administrative expenses	0.5	-
Total Operating Expenses	45.2	.7
Operating Loss	(.1)	-

Other Income
Interest and dividend income	.1	-
Total Other Income	.1	-

Income Before Income Tax Expense	-	-

Income Tax Expense	-	-

Net Income	$ -	$ -

Member's equity, beginning of period	$ 2.2	$ -

Net Income	-	-

Capital contributed by Member	.8	2.2

Member's equity, end of period	$ 3.0	$2.2

The accompanying Notes are an integral part of these Financial Statements.
4 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC BALANCE SHEETS
	December 31, 2003	December 31, 2002
ASSETS
(Millions of Dollars)
CURRENT ASSETS
Restricted funds held by trustee	$ 9.9	$ 2.2
Transition bond charge receivable from Servicer	18.1	12.7
Total Current Assets	28.0	14.9
OTHER ASSETS
Bondable transition property (net)	556.8	427.7
TOTAL ASSETS	$584.8	$442.6

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Interest accrued	$ 4.0	$ .7
Payable to PHI Service Co.	.6	-
Short term debt	25.9	14.4
Total Current Liabilities	30.5	15.1
CAPITALIZATION
Member's Equity	3.0	2.2
Long-Term debt	551.3	425.3
Total Capitalization	554.3	427.5
TOTAL LIABILITIES AND MEMBER'S EQUITY	$584.8	$442.6

The accompanying Notes are an integral part of these Financial Statements.
5 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC STATEMENTS OF CASH FLOW
For the Year Ended December 31,	2003	2002
(Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ -	$ -
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Bondable Transition Property	24.2	-
Net change in:
Transition bond charge receivable from Servicer	(5.3)	(12.7)
Interest accrued	3.3	.7
Other, net	(0.4)	-
Net cash provided (used) by operating activities	$ 21.8	$(12.0)

INVESTING ACTIVITIES
Deposit of restricted funds with trustee	(7.7)	(2.2)
Purchase of bondable transition property	(149.5)	(420.8)
Net cash used by investing activities	(157.2)	(423.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt redeemed	$(14.5)	$ -
Long-term debt issued	152.0	439.8
Costs of issuances and refinancings	(2.9)	(7.0)
Capital contributed by member	0.8	2.2
Net cash provided by financing activities	$135.4	$435.0
Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$ -	$ -

The accompanying Notes are an integral part of these Financial Statements.
6 _____________________________________________________________________________

NOTES TO FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC.
(1) ORGANIZATION

     Atlantic City Electric Transition Funding LLC (ACE Funding), a limited liability company established by Atlantic City Electric (ACE) under the laws of the State of Delaware, was formed on March 28, 2001 pursuant to a limited liability company agreement with ACE dated April 11, 2001 as amended, as sole member of ACE Funding. ACE is a wholly owned subsidiary of Conectiv, which is a wholly owned subsidiary of Pepco Holdings, Inc., a registered holding company under the Public Utility Holding Company Act of 1935. ACE is a public utility, which supplies and delivers electricity to its customers under the trade name Conectiv Power Delivery.

     ACE Funding was organized for the sole purpose of purchasing and owning Bondable Transition Property (BTP), issuing transition bonds (Transition Bonds) to fund the purchasing of BTP, pledging its interest in BTP and other collateral to the Trustee to collateralize the Transition Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable right of ACE or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from customers pursuant to bondable stranded costs rate orders (NJBPU Financing Orders), issued by the New Jersey Board of Public Utilities (NJBPU) in accordance with the Electric Discount and Energy Competition Act enacted by the state of New Jersey in February 1999.

     On September 20, 2002, a NJBPU Financing Order was issued to ACE authorizing the issuance of $440 million of Transition Bonds. ACE Funding issued $440 million of Transition Bonds on December 19, 2002 and used the proceeds to purchase BTP from ACE. On September 25, 2003, a second NJBPU Financing Order was issued to ACE authorizing the issuance of up to $152 million of Transition Bonds. ACE Funding issued $152 million of Transition Bonds on December 23, 2003 and used the proceeds to purchase BTP from ACE.

     ACE Funding's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of ACE in the event ACE becomes subject to a bankruptcy proceeding. Both ACE and ACE Funding treat the transfer of the BTP to ACE Funding as a sale under the applicable law. The Bonds are treated as debt of ACE Funding.

     For financial reporting, federal income tax and State of New Jersey income and corporation business tax purposes, ACE is treating the transfer of BTP to ACE Funding as a financing arrangement and not as a sale. Furthermore, the results of operations of ACE Funding are consolidated with ACE for income tax reporting purposes.

7 _____________________________________________________________________________
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates

     The preparation of financial statements in conformity with GAAP, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Although ACE Funding believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Revenues

     Substantially all of ACE Funding's revenues are derived from the TBC authorized pursuant to the NJBPU financing order, which is being collected from ACE customers. ACE Funding also accrues unbilled TBC revenues for electric service provided by ACE through the end of the accounting period. In addition, ACE Funding may record investment income on amounts on deposit with the Trustee; however, only earnings on the capital subaccount may be recorded in income, as earning on the other subaccounts must be credited to ACE customers pursuant to the NJBPU financing order. ACE Funding may also earn interest on temporary cash investments.

Restricted Funds
Amounts on deposit with the Trustee are classified as restricted funds held by trustee on the Balance Sheet.
Bondable Transition Property
THE BTP was recorded at the acquired cost and is being amortized over the life of the Bonds, based on TBC revenue collections, interest accruals and other fees.

     Prior to issuance of the Bonds, certain costs associated with the issuance were paid by ACE and included as BTP on ACE Funding's Balance Sheet. Upon issuance of the Bonds, ACE Funding reimbursed ACE for these costs, and the costs are being amortized as part of the BTP.

Income Taxes

     ACE Funding is a single member limited liability company, which is treated as a disregarded entity for federal and state income tax purposes. Accordingly, ACE Funding's results are included in the tax returns of ACE.

(3) BONDS
On October 20, 2003, ACE Funding redeemed at maturity $14.5 million of 2.80% Class A-1 Notes.
8 _____________________________________________________________________________
Scheduled maturity and interest rates for the Transition Bonds at December 31, 2003 are as follows:
Class	Interest Rate	Principal Amount	Expected Final Payment Date	Legal Final Maturity Date
Series 2002		(In Millions)
A-1	2.80%	$ 94.5	July 20, 2008	July 20, 2010
A-2	4.21%	66.0	April 20, 2011	April 20, 2013
A-3	4.91%	118.0	July 20, 2015	July 20, 2017
A-4	5.55%	147.0	October 20, 2021	October 20, 2023
Series 2003
A-1	2.89%	46.0	July 20, 2009	July 20, 2011
A-2	4.46%	52.0	October 20, 2014	October 20, 2016
A-3	5.05%	54.0	October 20, 2018	October 20, 2020
		577.5
Unamortized Discount		(.3)
Current Maturities		(25.9)
Long-Term Debt		$551.3

     The expected final payment date for each class of Transition Bonds is the date on which there is expected to be no further outstanding principal balance for that class, based upon an expected amortization schedule for that class. ACE Funding has made certain assumptions in establishing these amortization schedules, including, among other things, that all TBC collections are received in accordance with ACE's forecasts. There can be no assurance that the principal balance of any class of Transition Bonds will be reduced at the rates indicated in these amortization schedules. The legal final maturity date for each class of Transition Bonds is the date on which ACE Funding is required to pay any outstanding principal balance for that class. The Transition Bonds will not be in default if principal is not paid in accordance with the expected amortization schedules; however, a default will occur if the entire outstanding balance of any class is not paid on or before the legal final maturity date of that class.

     The source for repayment of the Transition Bonds is the TBC authorized pursuant to the NJBPU financing order, which is being collected from ACE customers by ACE, as Servicer. Daily, ACE deposits TBC collections into a collection account maintained by the Trustee. ACE began remitting TBC collections to the Trustee on December 31, 2002. In accordance with the Indenture, the Trustee allocates amounts in the collection account to general, reserve, over collateralization and capital sub accounts. The general sub account is used to make principal and interest payments on the Transition Bonds and to pay expenses, fees and charges as specified in the Indenture. The reserve sub account is maintained for the purpose of retaining any excess amount of TBC collections and investment earnings not released to ACE Funding. The funding level of the over collateralization sub account is 0.5% of the initial principal balance of the Transition Bonds. If amounts available in the general, reserve or over collateralization sub accounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the capital sub account. Upon issuance of the Transition Bonds, an amount equal to 0.5% of the initial principal balance of the Bonds was deposited into the capital sub account. Any amounts collateralizing Transition Bonds will be refunded to ACE upon repayment of the Transition Bonds.

9 _____________________________________________________________________________
At December 31, 2003, $3.0 million in capital was reflected in the sub accounts maintained by the Trustee.
(4) SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under the servicing agreement entered into by ACE Funding and ACE concurrently with the issuance of the Bonds, ACE, as Servicer, manages and administers the BTP of ACE Funding and collects the TBC on behalf of ACE Funding. ACE Funding is required to pay an annual servicing fee to ACE equal to $592,000, 1% of the initial principal balance of the Series 2002 and Series 2003 Bonds, which is recovered through the TBC. ACE Funding has also entered into an administration agreement with PHI Service Company, Inc., an affiliated company, pursuant to which PHI Service Company, Inc. is providing administrative services to ACE Funding.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
ACE Funding is an "asset-backed issuer" (as defined by Rule 15d-14(g) under the Exchange Act) and, accordingly, this Item is not applicable as provided in Rule 15d-15 under the Exchange Act.
Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information for this Item is not required because ACE Funding meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and therefore is filing this Form with a reduced filing format.

Item 11. EXECUTIVE COMPENSATION

     Information for this Item is not required because ACE Funding meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and therefore is filing this Form with a reduced filing format.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information for this Item is not required because ACE Funding meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and therefore is filing this Form with a reduced filing format.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information for this Item is not required because ACE Funding meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and therefore is filing this Form with a reduced filing format.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Omitted pursuant to the instruction to Item 14 of Form 10-K.
10 _____________________________________________________________________________
Part IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Documents List
The financial statements filed as part of this report consist of:
(a) The financial statements set forth in Item 8. "Financial Statements and Supplemental Data."
(b) Reports on Form 8-K

     A Current Report on Form 8-K was filed on December 11, 2003. The items reported on such Form 8-K were Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     A Current Report on Form 8-K was filed on December 18, 2003. The items reported on such Form 8-K were Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     A Current Report on Form 8-K was filed on December 23, 2003. The items reported on such Form 8-K were Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

(c) Exhibits
Exhibits required by Securities and Exchange Commission Regulation S-K (summarized below).
The documents listed below are being filed or have previously been filed on behalf of ACE Funding and are incorporated herein by reference from the documents indicated and made a part hereof.
Exhibit No.	Description of Exhibit	Reference
3.1	Certificate of Formation (as filed in Delaware on 3/29/01)	Exh. 3.2 to ACE's Registration Statement No. 333-59558, 6/05/02.
3.2	Amended and Restated Limited Liability Company Agreement (executed 12/19/02)	Exh. 3.1 to ACE Funding's Form 8-K, 12/23/02.
4.1	Indenture dated as of December 19, 2002 between ACE Funding and The Bank of New York (BONY)	Exh. 4.1 to ACE Funding's Form 8-K, 12/23/02.
4.2	2002-1 Series Supplement dated as of December 19, 2002 between ACE Funding and BONY	Exh. 4.2 to ACE Funding's Form 8-K, 12/23/02.
4.3	2003-1 Series Supplement dated as of December 23, 2003 between ACE Funding and BONY	Exh. 4.2 to ACE Funding's Form 8-K, 12/23/03.
11 _____________________________________________________________________________
10.1	Bondable Transition Property Sale Agreement between ACE Funding and ACE dated as of December 19, 2002	Exh. 10.1 to ACE Funding's Form 8-K, 12/23/02.
10.2	Bondable Transition Property Servicing Agreement between ACE Funding and ACE dated as of December 19, 2002	Exh. 10.2 to ACE Funding's Form 8-K, 12/23/02.
10.3	Administration Agreement between ACE Funding and PHI Service Company, dated as of December 19, 2002	Exh. 10.3 to ACE Funding's Form 8-K, 12/23/02.
10.4	First Supplement, dated December 18, 2003 to Administration Agreement between ACE Funding and PHI Service Company, dated as of December 19, 2002	Exh. 10.4 to ACE Funding's Form 8-K, 12/23/03.
23	Consent of Independent Accountants	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Description of Exhibit
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
12 _____________________________________________________________________________

Exhibit 23
Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Number 333-59558) of Atlantic City Electric Transition Funding, LLC of our report dated February 26, 2004, relating to the financial statements of Atlantic City Electric Transitional Funding, LLC, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP Philadelphia, PA March 29, 2004
13 _____________________________________________________________________________

Exhibit 31
CERTIFICATION
I, Thomas S. Shaw, Chairman of Atlantic City Electric Transition Funding LLC, certify that:
1.	I have reviewed this report on Form 10-K of Atlantic City Electric Transition Funding LLC and other reports containing distribution information for the period covered by this report.
2.

To the best of my knowledge, this report and the other reports I have reviewed do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading.

3.	To the best of my knowledge, the financial information required to be provided to the trustee under the governing documents of the issuer is included in these reports.
4.	To the best of my knowledge, Atlantic City Electric Company, the Servicer, has complied with its servicing obligations and minimum servicing standards.
Date: March 29, 2004	T. S. SHAW Thomas S. Shaw Chairman
14 _____________________________________________________________________________

Exhibit 32
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Transition Funding LLC (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chairman, and I, James P. Lavin, Chief Financial Officer, of Atlantic City Electric Transition Funding LLC, certify that, to the best of my knowledge, the (i) Report on Form 10-K of Atlantic City Electric Transition Funding, LLC for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Transition Funding LLC.

March 29, 2004	T. S. SHAW Thomas S. Shaw Chairman
March 29, 2004	JAMES P. LAVIN James P. Lavin Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Transition Funding LLC and will be retained by Atlantic City Electric Transition Funding LLC and furnished to the Securities and Exchange Commission or its staff upon request.

15 _____________________________________________________________________________

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC (Registrant) By T. S. SHAW Thomas S. Shaw, Chairman

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date
(i),	Principal Executive Officer T. S. SHAW Thomas S. Shaw	Chairman	March 29, 2004
(ii), (iii)	Principal Financial Officer Principal Accounting Officer JAMES P. LAVIN James P. Lavin	Chief Financial Officer	March 29, 2004
Managers
	T. S. SHAW Thomas S. Shaw	Manager	March 29, 2004
	JAMES P. LAVIN James P. Lavin	Manager	March 29, 2004
	WILLIAM H. SPENCE William H. Spence	Manager	March 29, 2004
	Albert Fioravanti	Manager
	Orlando Figueroa	Manager
16 _____________________________________________________________________________