Form 10-K/A
period 2003-12-31
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC
filed 2005-03-14
CIK 1138120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K/A
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  X .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes . No X .

     ACE Funding meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K/A with reduced disclosure format specified in General Instruction I(2) of Form 10-K.

Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 30, 2003	Number of Shares of Common Stock of the Registrant Outstanding at March 1, 2004
None (a)	N/A
(a)	All equity is owned by Atlantic City Electric Company (Commission File No. 001-03559), an indirect wholly owned subsidiary of Pepco Holdings, Inc. (Commission File No. 001-31403)
EXPLANATORY NOTE

     This Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2003 of Atlantic City Electric Transition Funding LLC ("ACE Funding"). As requested by the staff of the Securities and Exchange Commission, based on its review of the prior filing, the amendment contained herein consists of the replacement of the certification required by Rule 15d-14(d) under the Securities Exchange Act of 1934, as amended, and filed as Exhibit 31, with a new certification amended solely to delete the title of ACE Funding's chairman from the introductory paragraph of his certification.

* * *

     Except for the foregoing amendment, no other information in ACE Funding's Form 10-K has been modified, supplemented or updated.
________________________________________________________________________________

_______________________________________________________________________________________________________

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

i _______________________________________________________________________________________________________

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

1 _______________________________________________________________________________________________________

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
(1) Report of Independent Registered Public Accounting Firm;
(2) Statements of Earnings and Member's Equity for the years ended December 31, 2003 and 2002;
(3) Balance Sheets dated December 31, 2003 and 2002;
(4) Statements of Cash Flows for the years ended December 31, 2003 and 2002; and
(5) Notes to Financial Statements.

2 _______________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm
To the Member and Managing Board of Atlantic City Electric Transition Funding LLC

In our opinion, the accompanying consolidated balance sheets and the related statements of earnings, member's equity and cash flows present fairly, in all material respects, the financial position of Atlantic City Electric Transition Funding LLC at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP Washington, DC February 26, 2004

3 _______________________________________________________________________________________________________

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

4 _______________________________________________________________________________________________________

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

5 _______________________________________________________________________________________________________

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
6 _______________________________________________________________________________________________________

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

7 _______________________________________________________________________________________________________

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

(3) BONDS
On October 20, 2003, ACE Funding redeemed at maturity $14.5 million of 2.80% Class A-1 Notes.
Scheduled maturity and interest rates for the Transition Bonds at December 31, 2003 are as follows:

8 _______________________________________________________________________________________________________

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
9 _______________________________________________________________________________________________________

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
10 _______________________________________________________________________________________________________

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
Exhibit No.	Description of Exhibit	Reference
3.1	Certificate of Formation (as filed in Delaware on 3/29/01)	Exh. 3.2 to ACE's Registration Statement No. 333-59558, 6/05/02.
3.2	Amended and Restated Limited Liability Company Agreement (executed 12/19/02)	Exh. 3.1 to ACE Funding's Form 8-K, 12/23/02.
4.1	Indenture dated as of December 19, 2002 between ACE Funding and The Bank of New York (BONY)	Exh. 4.1 to ACE Funding's Form 8-K, 12/23/02.
4.2	2002-1 Series Supplement dated as of December 19, 2002 between ACE Funding and BONY	Exh. 4.2 to ACE Funding's Form 8-K, 12/23/02.
4.3	2003-1 Series Supplement dated as of December 23, 2003 between ACE Funding and BONY	Exh. 4.2 to ACE Funding's Form 8-K, 12/23/03.
11 _______________________________________________________________________________________________________

10.1	Bondable Transition Property Sale Agreement between ACE Funding and ACE dated as of December 19, 2002	Exh. 10.1 to ACE Funding's Form 8-K, 12/23/02.
10.2	Bondable Transition Property Servicing Agreement between ACE Funding and ACE dated as of December 19, 2002	Exh. 10.2 to ACE Funding's Form 8-K, 12/23/02.
10.3	Administration Agreement between ACE Funding and PHI Service Company, dated as of December 19, 2002	Exh. 10.3 to ACE Funding's Form 8-K, 12/23/02.
10.4	First Supplement, dated December 18, 2003 to Administration Agreement between ACE Funding and PHI Service Company, dated as of December 19, 2002	Exh. 10.4 to ACE Funding's Form 8-K, 12/23/03.
23	Consent of Independent Public Registered Accounting Firm	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Description of Exhibit
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

12 _______________________________________________________________________________________________________

Exhibit 23
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 Amendment #2 (Number 333-59558) of Atlantic City Electric Transition Funding, LLC of our report dated February 26, 2004, relating to the financial statements of Atlantic City Electric Transition Funding, LLC, which appears in this Form 10-K/A.

PRICEWATERHOUSECOOPERS LLP Washington, DC March 14, 2005

13 _______________________________________________________________________________________________________

Exhibit 31
CERTIFICATION
I, Thomas S. Shaw, certify that:
1.	I have reviewed this report on Form 10-K/A of Atlantic City Electric Transition Funding LLC and other reports containing distribution information for the period covered by this report.
2.

To the best of my knowledge, this report and the other reports I have reviewed do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading.

3.	To the best of my knowledge, the financial information required to be provided to the trustee under the governing documents of the issuer is included in these reports.
4.	To the best of my knowledge, Atlantic City Electric Company, the Servicer, has complied with its servicing obligations and minimum servicing standards.
Date: March 14, 2005	T. S. SHAW Thomas S. Shaw Chairman

14 _______________________________________________________________________________________________________

Exhibit 32
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Transition Funding LLC (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, James P. Lavin, certify that, to the best of my knowledge, the (i) Report on Form 10-K/A of Atlantic City Electric Transition Funding, LLC for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Transition Funding LLC.

March 14, 2005	T. S. SHAW Thomas S. Shaw Chairman
March 14, 2005	JAMES P. LAVIN James P. Lavin Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Transition Funding LLC and will be retained by Atlantic City Electric Transition Funding LLC and furnished to the Securities and Exchange Commission or its staff upon request.

15 _______________________________________________________________________________________________________

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

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC (Registrant) By T. S. SHAW Thomas S. Shaw, Chairman

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date
(i),	Principal Executive Officer T. S. SHAW Thomas S. Shaw	Chairman	March 14, 2005
(ii), (iii)	Principal Financial Officer Principal Accounting Officer JAMES P. LAVIN James P. Lavin	Chief Financial Officer	March 14, 2005
Managers
	T. S. SHAW Thomas S. Shaw	Manager	March 14, 2005
	JAMES P. LAVIN James P. Lavin	Manager	March 14, 2005
	W. H. SPENCE William H. Spence	Manager	March 14, 2005
	ALBERT FIORANVANTI Albert Fioravanti	Manager	March 14, 2005
	O. F. Orlando Figueroa	Manager	March 14, 2005

16 _______________________________________________________________________________________________________

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Description of Exhibit
23	Consent of Independent Public Registered Accounting Firm
31	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Description of Exhibit
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

17 _______________________________________________________________________________________________________